Form 10QSB
period 2007-03-31
RFG ACQUISITION I INC
filed 2007-05-10
CIK 1377039

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52329

RFG Acquisition I Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	32-0179990
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o RainMaker Financial Group Inc.
650 Warrenville Road, Suite 103
Lisle, Illinois	60532
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (630) 437-5162
facsimile number: (312) 577-0705

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $.0001 per share, outstanding as of May 8, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

RFG ACQUISITION I INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RFG ACQUISITION I INC.
A Development Stage Company
Balance Sheet (unaudited)
March 31, 2007

Assets
Current Assets
Cash	$2,523
Prepaid expenses	5,625

Total Assets	$8,148

Liabilities and Stockholders’ Equity
Long Term Liabilities
Loan payable - stockholders	$22,510
Accrued interest payable	152

Total Liabilities	$22,662

Stockholders’ Equity
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	$-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	29,750
Deficit accumulated during the development stage	(44,514)

Total Stockholders’ Equity	$(14,514)

Total Liabilities and Stockholders’ Equity	$8,148

See notes to unaudited financial statements.

RFG ACQUISITION I INC.
A Development Stage Company
Statements of Operations

		For the period
	For the three	August 29, 2006
	months ended	(Inception) through
	March 31, 2007	March 31, 2007
	(unaudited)	(unaudited)

Revenues	$-	$-

General and administrative expenses	$15,815	$44,362

(Loss) before other expenses	$(15,815)	$(44,362)

Interest expense	152	152

Net (Loss)	$(15,967)	$(44,514)

Basic and Diluted (Loss) Per Share	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,500,000

See notes to unaudited financial statements.

RFG ACQUISITION I INC.
A Development Stage Company
Statement of Changes in Stockholders’ Equity
For the period August 29, 2006 (Inception) through March 31, 2007

							(Deficit)Accumulated
	Preferred Stock		Common Stock			Additional	During the
	Shares	Amount	Shares	Amount	Subscription Receivable	Paid-in Capital	Development Stage	Stockholders’ Equity

August 29, 2006 - issuance of common stock	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 - contributed capital	-	-	-	-	250	29,750	-	30,000
Net (loss)	-	-	-	-	-	-	(28,547)	(28,547)
Balance at December 31, 2006	-	$-	2,500,000	$250	$-	$29,750	$(28,547)	$1,453
Net (loss) (unaudited)	-	-	-	-	-	-	(15,967)	(15,967)
Balance at March 31, 2007 (unaudited)	-	$-	2,500,000	$250	$-	$29,750	$(44,514)	$(14,514)

See notes to unaudited financial statements.

RFG ACQUISITION I INC.
A Development Stage Company
Statements of Cash Flows

		For the period
	For the three	August 29, 2006
	months ended	(Inception) through
	March 31, 2007	March 31, 2007
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss	$(15,967)	$(44,514)
Adjustments to reconcile net (loss) to net cash used
in operating activities:
Increase in prepaid expenses	(5,625)	(5,625)
Increase in accrued expenses	92	152
Net cash (used in) operating activities	(21,500)	(49,987)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	30,000
Proceeds from stockholder loans	22,510	22,510
Net cash provided by financing activities	22,510	52,510

Net Increase in Cash	1,010	2,523

Cash at beginning of period	1,513	-

Cash at end of period	$2,523	$2,523

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See notes to unaudited financial statements.

RFG ACQUISITION I INC.
A Development Stage Company
Notes to Unaudited Financial Statements
March 31, 2007

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

RFG ACQUISITION I INC.
A Development Stage Company
Notes to Unaudited Financial Statements
March 31, 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Loss per Common Share:

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

The Company has approximately $6,700 in deferred tax assets at March 31, 2007 resulting from capitalized start-up costs. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate of 15% and the effective rate of 0% is due to the capitalization of the Company’s start-up costs for tax purposes.

NOTE 6 -	LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006 the Company entered into formal line of credit agreements with its two stockholders. The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510. The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000. This maximum principal amount may be amended from time to time. Outstanding loans accrue interest at a rate of 4.75% per annum and is calculated based on actual days outstanding and a 360 day year. Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010. At March 31, 2007, the balance outstanding under these agreements is $22,510 plus accrued interest of $152.

RFG ACQUISITION I INC.
A Development Stage Company
Notes to Unaudited Financial Statements
March 31, 2007

NOTE 7 -	BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements of the Company as of March 31, 2007 and for the three months ended March 31, 2007 and for the period August 29, 2006 (Inception) through March 31, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10K-SB for the period August 29, 2006 (inception) through December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

NOTE 8 -	RECENT ACCOUNTING PRONOUNCEMENTS:

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

Financial Accounting Standards Board - Interpretation No. 48 (“FIN 48”)

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This Interpretation addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. Management does not believe that FIN 48 will have a material effect on the accompanying financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. RFG Acquisition I Inc. (the “Company”) has not realized any revenues from operations since August 29, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company believes it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) to March 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

1

Item 5. Other Information.

On November 20, 2006, the Company entered into line of credit agreements with each of its two stockholders (the “Loan Agreements”). The Loan Agreements each provide the Company with a revolving credit line up to a maximum of $6,255, for an aggregate credit line of $12,510 (the “Credit Line”). The Credit Line may be increased or amended from time to time. The outstanding amount due under the Credit Line will accrue interest at a rate of 4.75% per annum and will be calculated based on actual days outstanding and a 360-day year. Outstanding principal and accrued interest shall be repaid in full upon the earlier of the completion of a merger or December 31, 2010. The Loan Agreements were amended on February 26, 2007 to increase the Credit Line to $30,000. At March 31, 2007, the balance outstanding under these agreements is $22,510 plus accrued interest of $152.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2007	RFG ACQUISITION I INC.

	By:	Richard F. Beston, Jr.
	Name:	Richard F. Beston, Jr.
	Title:	President

3