Form 10QSB
period 2007-06-30
RFG ACQUISITION I INC
filed 2007-08-13
CIK 1377039

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $.0001 per share, outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RFG ACQUISITION I INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of June 30, 2007 (Unaudited)	F-1

Statement of Operations for the Six and Three Months Ended June 30, 2007 and the
Period August 29, 2006 (Inception) Through June 30, 2007 (Unaudited)	F-2

Statement of Changes in Stockholders’ Equity (Capital Deficiency) for the Period
August 29, 2006 (Inception) Through June 30, 2007 (Unaudited)	F-3

Statement of Cash Flows for the Six Months Ended June 30, 2007 and the
Period August 29, 2006 (Inception) Through June 30, 2007 (Unaudited)	F-4

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	1

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Balance Sheet
June 30, 2007
(Unaudited)

Assets
Current Assets
Cash	$2,214
Prepaid expenses	3,750

Total Assets	$5,964

Liabilities and Capital Deficiency
Short Term Liabilities
Accounts payable	$319
Accrued expenses	3,500
Total Short Term Liabilities	3,819

Long Term Liabilities
Loan payable - stockholders	22,510
Accrued interest payable	511
Total Long Term Liabilities	23,021

Total Liabilities	26,840

Capital Deficiency
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	29,750
Deficit accumulated during the development stage	(50,876)

Total Capital Deficiency	(20,876)

Total Liabilities and Capital Deficiency	$5,964

See notes to unaudited financial statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the Six Months Ended June 30, 2007	For the Three Months Ended June 30, 2007	For the Period August 29, 2006 (Inception) Through June 30, 2007

Revenues	$-	$-	$-

General and administrative expenses	21,818	6,003	50,365

(Loss) before other expenses	(21,818)	(6,003)	(50,365)

Interest expense	511	359	511

Net (Loss)	$(22,329)	$(6,362)	$(50,876)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000

See notes to unaudited financial statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Statement of Stockholders’ Equity (Capital Deficiency)
For the Period August 29, 2006 (Inception) Through June 30, 2007

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	(Deficit) Accumulated During the Development	Stockholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	Deficiency)
August 29, 2006 - issuance of common stock	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 - contributed capital	-	-	-	-	250	29,750	-	30,000
Net (loss)	-	-	-	-	-	-	(28,547)	(28,547)
Balance at December 31, 2006	-	$-	2,500,000	$250	$-	$29,750	$(28,547)	$1,453
Net (loss) (Unaudited)	-	-	-	-	-	-	(22,329)	(22,329)
Balance at June 30, 2007 (Unaudited)	-	$-	2,500,000	$250	$-	$29,750	$(50,876)	$(20,876)

See notes to unaudited financial statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2007	For the Period August 29, 2006 (Inception) Through June 30, 2007

Cash Flows from Operating Activities
Net (loss)	$(22,329)	$(50,876)
Adjustments to reconcile net (loss) to net cash used
in operating activities:
Increase in prepaid expenses	(3,750)	(3,750)
Increase in accounts payable	319	319
Increase in accrued expenses	3,951	4,011
Net cash (used in) operating activities	(21,809)	(50,296)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	30,000
Proceeds from stockholder loans	22,510	22,510
Net cash provided by financing activities	22,510	52,510

Net Increase in Cash	701	2,214

Cash at beginning of period	1,513	-

Cash at end of period	$2,214	$2,214

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See notes to unaudited financial statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2007

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

RFG ACQUISITION I INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2007

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

NOTE 4 -  PREFERRED STOCK:

The Company is authorized to issue ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

NOTE 5 -  INCOME TAXES:

The Company has approximately $7,700 in deferred tax assets at June 30, 2007 resulting from capitalized start-up costs. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate and the effective rate is due to the capitalization of the Company’s start-up costs for tax purposes.

RFG ACQUISITION I INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2007

NOTE 6 -  LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006 the Company entered into formal line of credit agreements with its two stockholders. The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510. The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000. This maximum principal amount may be amended from time to time. On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum. In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum. Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year. Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010. At June 30, 2007, the balance outstanding under these agreements is $22,510 plus accrued interest of $511.

NOTE 7 -  SUBSEQUENT EVENTS:

On July 17, 2007, an affiliate of the Company, Ten X Holdings, LLC, completed a $2,500,000 loan to Brewer Investment Group, LLC. The loan is interest only, matures on December 31, 2007 and the principal is convertible into Class A membership interests in Brewer Investment Group, LLC. The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or to Richard F. Beston, Jr. or John W. Branch. Mr. Beston and Mr. Branch own 100% of the issued and outstanding shares of common stock of the Company, serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.

NOTE 8 -  BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements of the Company as of June 30, 2007 and for the six and three months ended June 30, 2007 and for the period August 29, 2006 (Inception) through June 30, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10K-SB for the period August 29, 2006 (Inception) through December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

RFG ACQUISITION I INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2007

NOTE 9 -  RECENT ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standard 157, Fair Value Measurement (“FAS 157”)

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

Statement of Financial Accounting Standard 159, Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”)

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. RFG Acquisition I Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since August 29, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company believes it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On November 20, 2006, the Company entered into a line of credit agreement with each of its two stockholders (the “Loan Agreements”). The Loan Agreements each provide the Company with a revolving credit line up to a maximum of $6,255, for an aggregate credit line of $12,510 (the “Credit Line”). The Credit Line may be increased or amended from time to time. The outstanding amount due under the Credit Line will accrue interest at a rate of 4.75% per annum and will be calculated based on actual days outstanding and a 360-day year. Outstanding principal and accrued interest shall be repaid in full upon the earlier of the completion of a merger or December 31, 2010. On February 26, 2007, the Loan Agreements were amended to increase the Credit Line to $30,000. The Loan Agreements were further amended on June 1, 2007 to increase the interest rate charged on outstanding loan borrowings from 4.75% per annum to the Prime Rate of Interest, as listed in the Wall Street Journal, plus 1% per annum. In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum. At June 30, 2007, the balance outstanding under these agreements is $22,510 plus accrued interest of $511.

1

On July 17, 2007, Ten X Holdings, LLC, an Illinois limited liability company and an affiliate of the Company (“Ten X”), was issued a convertible promissory note by Brewer Investment Group, LLC, an Illinois limited liability company (“Brewer”) in consideration for $2,500,000 that Ten X loaned to Brewer (the “Note”).  The principal of the Note is convertible into Class A membership interests of Brewer.  No interest shall accrue on the Note, and the Note is due and payable on December 31, 2007.  The Note also provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or to Richard F. Beston, Jr. or John W. Branch.  Mr. Beston and Mr. Branch, who own 100% of the issued and outstanding shares of common stock of the Company and serve as our officers and sole director, are the principal owners of and manage Ten X.  There can be no assurance that any or all of this Note will be assigned to the Company or that any transaction will arise as a result of Ten X, Mr. Beston or Mr. Branch’s relationship with Brewer.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2007	RFG ACQUISITION I INC.

By: Richard F. Beston, Jr.
Name: Richard F. Beston, Jr. Title: President

3