Form 10-Q
period 2008-06-30
RFG ACQUISITION I INC
filed 2008-08-12
CIK 1377039

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52329

RFG Acquisition I Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0179990
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2008.

RFG ACQUISITION I INC.

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	1

	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2008 and 2007, for the Six Months Ended June 30, 2008 and 2007 and for the Period from August 29, 2006 (Inception) through June 30, 2008	2

	Statement of Stockholders’ Equity/(Deficiency) for the Period from August 29, 2006 (Inception) through June 30, 2008 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2008, for the Six Months Ended June 30, 2007 and for the Period from August 29, 2006 (Inception) through June 30, 2008	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2008	December 31, 2007

	(Unaudited)
Assets
Current Assets
Cash	$349	$217
Prepaid expenses	3,750	-

Total Assets	$4,099	$217

Liabilities and Stockholders’ Equity/(Deficiency)
Short Term Liabilities
Accounts payable and accrued expenses	$3,831	$3,560

Long Term Liabilities
Loan payable - stockholders	48,510	28,510
Accrued interest payable	3,140	1,726
Total Long Term Liabilities	51,650	30,236

Total Liabilities	55,481	33,796

Stockholders’ Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	29,750	29,750
Deficit accumulated during the development stage	(81,382)	(63,579)

Total Stockholders’ Equity/(Deficiency)	(51,382)	(33,579)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$4,099	$217

See notes to financial statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period August 29, 2006 (Inception) Through June 30, 2008
Revenues	$-	$-	$-	$-	$-

General and administrative expenses	6,345	6,003	16,389	21,818	78,242

(Loss) before other expenses	(6,345)	(6,003)	(16,389)	(21,818)	(78,242)

Interest expense	718	359	1,414	511	3,140

Net (Loss)	$(7,063)	$(6,362)	$(17,803)	$(22,329)	$(81,382)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See notes to financial statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Statement of Stockholders’ Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through June 30, 2008

					Subscription Receivable	Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholders’ Equity/ (Deficiency)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 - contributed capital	-	-	-	-	250	29,750	-	30,000
Net (loss)	-	-	-	-	-	-	(28,547)	(28,547)
Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,547)	1,453
Net (loss)	-	-	-	-	-	-	(35,032)	(35,032)
Balance at December 31, 2007	-	$-	2,500,000	$250	$-	$29,750	$(63,579)	$(33,579)
Net (loss) (Unaudited)	-	-	-	-	-	-	(17,803)	(17,803)
Balance at June 30, 2008 (Unaudited)	-	$-	2,500,000	$250	$-	$29,750	$(81,382)	$(51,382)

See notes to financial statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period August 29, 2006 (Inception) Through June 30, 2008

Cash Flows from Operating Activities
Net (loss)	$(17,803)	$(22,329)	$(81,382)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(3,750)	(3,750)	(3,750)
Increase in accounts payable and accrued expenses	271	3,759	3,831
Increase in accrued interest	1,414	511	3,140
Net cash (used in) operating activities	(19,868)	(21,809)	(78,161)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	30,000
Proceeds from stockholder loans	20,000	22,510	48,510
Net cash provided by financing activities	20,000	22,510	78,510

Net Increase/(Decrease) in Cash	132	701	349

Cash at beginning of period	217	1,513	-

Cash at end of period	$349	$2,214	$349

See notes to financial statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

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
June 30, 2008

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

On January 1, 2008 the company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). There was no impact on the Company’s financial position, results of operations or cash flows at June 30, 2008 and for the six months then ended as a result of the adoption of FAS 157.

On January 1, 2008 the company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). There was no impact on the Company’s financial position, results of operations or cash flows at June 30, 2008 and for the six months then ended as a result of the adoption of FAS 159.

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

NOTE 5 -  INCOME TAXES:

The Company has approximately $16,000 and $7,700 in deferred tax assets at June 30, 2008 and 2007, respectively, resulting from capitalized start-up costs. At June 30, 2008 and 2007, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate and the effective rate is due to the capitalization of the Company’s start-up costs for tax purposes. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

RFG ACQUISITION I INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

NOTE 6 -  LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into formal line of credit agreements with its two stockholders. The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510. The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000. On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum. In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum. On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000. On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000. This maximum principal amount may be further amended from time to time. Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year. Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010. At June 30, 2008, the balance outstanding under these agreements is $48,510 plus accrued interest of $3,140.

NOTE 7 -  RELATED PARTY TRANSACTION:

On July 17, 2007, an affiliate of the Company, Ten X Holdings, LLC, completed a $2,500,000 loan to Brewer Investment Group, LLC. The loan was interest only, matured on December 31, 2007 and the principal was convertible into Class A membership interests in Brewer Investment Group, LLC. On December 31, 2007, the loan was amended to extend the maturity date to March 31, 2008. On March 28, 2008, the loan was amended to extend the maturity date to June 30, 2008. On June 27, 2008, the loan was amended to extend the maturity date to September 30, 2008. All other financial terms and conditions of the loan remain the same. The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.

The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

RFG ACQUISITION I INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

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

RFG ACQUISITION I INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

NOTE 9 -  RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had current assets equal to $4,099, comprised of cash and prepaid expenses. This compares with current assets of $217, comprised exclusively of cash, as of December 31, 2007. The Company’s short term liabilities as of June 30, 2008 totaled $3,831, comprised exclusively of accounts payable and accrued expenses. This compares to the Company’s short term liabilities as of December 31, 2007 of $3,560, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008, for the six months ended June 30, 2007 and for the period from August 29, 2006 (inception) through June 30, 2008:

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period from August 29, 2006 (Inception) through June 30, 2008
Net cash (used in) operating activities	$(19,868)	$(21,809)	$(78,161)
Net cash (used in) investing activities	$0	$0	$0
Net cash provided by financing activities	$20,000	$22,510	$78,510
Net increase/ (decrease) in cash	$132	$701	$349

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) through June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ended June 30, 2008, the Company had a net loss of $17,803, consisting of (i) $16,389 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008, and (ii) $1,414 of interest expense.

This compares with a net loss of $22,329 for the six months ended June 30, 2007, consisting of (i) $21,818 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in February of 2007, and (ii) $511 of interest expense.

For the period from August 29, 2006 (inception) through June 30, 2008, the Company had a net loss of $81,382, consisting of (i) $78,242 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB, and (ii) $3,140 of interest expense.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Loan Agreements

On November 20, 2006, the Company entered into a line of credit agreement with each of Richard F. Beston, Jr., the President, director and a stockholder of the Company (the “Beston Loan Agreement”), and John W. Branch, the Secretary and a stockholder of the Company (the “Branch Loan Agreement” and, together with the Beston Loan Agreement, the “Loan Agreements”). The Loan Agreements each provide the Company with a revolving credit line up to a maximum of $6,255, for an aggregate credit line of $12,510 (the “Credit Line”). The Credit Line may be increased or amended from time to time. The outstanding amount due under the Credit Line will accrue interest at a rate of 4.75% per annum and will be calculated based on actual days outstanding and a 360-day year. Outstanding principal and accrued interest shall be repaid in full upon the earlier of the completion of a merger or December 31, 2010. On February 26, 2007, the Loan Agreements were amended to increase the Credit Line to an aggregate of $30,000 (“Amendment One”). The Loan Agreements were further amended on June 1, 2007 to increase the interest rate charged on outstanding loan borrowings from 4.75% per annum to the Prime Rate of Interest, as listed in the Wall Street Journal, plus 1% per annum. In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum (“Amendment Two”). On September 24, 2007, the Loan Agreements were amended to further increase the Credit Line to an aggregate of $50,000 (“Amendment Three”). On June 20, 2008, the Loan Agreements were again amended to increase the Credit Line to an aggregate of $100,000 (“Amendment Four” and, together with Amendment One, Amendment Two and Amendment Three, the “Amendments”). At June 30, 2008, the balance outstanding under the Loan Agreements was $48,510 plus accrued interest of $3,140.

Copies of the Loan Agreements and the Amendments to the Loan Agreements are attached hereto as Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 4.8, 4.9 and 4.10.

Ten X Promissory Note

On July 17, 2007, Ten X Holdings, LLC, an Illinois limited liability company and an affiliate of the Company (“Ten X”), was issued a convertible promissory note by Brewer Investment Group, LLC, an Illinois limited liability company (“Brewer”) in consideration for $2,500,000 that Ten X loaned to Brewer (the “Note”).  The principal of the Note was convertible into Class A membership interests of Brewer.  No interest shall accrue on the Note, and the Note became due and payable on December 31, 2007. On December 31, 2007, the Note was amended to extend the maturity date to March 31, 2008. On March 28, 2008, the Note was amended to extend the maturity date to June 30, 2008. On June 27, 2008, the Note was amended to extend the maturity date to September 30, 2008. All other financial terms and conditions of the Note remain the same. The Note also provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or to Richard F. Beston, Jr. or John W. Branch.  Mr. Beston and Mr. Branch, who own 100% of the issued and outstanding shares of Common Stock of the Company and serve as our officers and sole director, are the principal owners of and manage Ten X.  There can be no assurance that any or all of this Note will be assigned to the Company or that any transaction will arise as a result of Ten X, Mr. Beston or Mr. Branch’s relationship with Brewer.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-Laws.

4.1	Revolving Loan Agreement by and between the Company and Richard F. Beston, Jr., dated November 20, 2006.

4.2	Revolving Loan Agreement by and between the Company and John W. Branch, dated November 20, 2006.

4.3	Amendment One to the Revolving Loan Agreement by and between the Company and Richard F. Beston, Jr., dated February 26, 2007.

4.4	Amendment One to the Revolving Loan Agreement by and between the Company and John W. Branch, dated February 26, 2007.

4.5	Amendment Two to the Revolving Loan Agreement by and between the Company and Richard F. Beston, Jr., dated June 1, 2007.

4.6	Amendment Two to the Revolving Loan Agreement by and between the Company and John W. Branch, dated June 1, 2007.

4.7	Amendment Three to the Revolving Loan Agreement by and between the Company and Richard F. Beston, Jr., dated September 24, 2007.

4.8	Amendment Three to the Revolving Loan Agreement by and between the Company and John W. Branch, dated September 24, 2007.

4.9	Amendment Four to the Revolving Loan Agreement by and between the Company and Richard F. Beston, Jr., dated June 20, 2008.

4.10	Amendment Four to the Revolving Loan Agreement by and between the Company and John W. Branch, dated June 20, 2008.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on November 22, 2006 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFG ACQUISITION I INC.

Dated: August 12, 2008	By:	/s/ Richard F. Beston, Jr.
Richard F. Beston, Jr.
President and Director

Dated: August 12, 2008	By:	/s/ David W. Matre
David W. Matre
Chief Financial Officer