Form 10-Q
period 2009-09-30
RFG ACQUISITION I INC
filed 2009-10-30
CIK 1377039

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of October 30, 2009.

RFG ACQUISITION I INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	1

	Statements of Operations (Unaudited) for the Three Months Ended September 30,	2
	2009 and 2008, for the Nine Months Ended September 30, 2009 and 2008 and for
	the Period from August 29, 2006 (Inception) through September 30, 2009

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006	3
	(Inception) through September 30, 2009 (Unaudited)

	Statements of Cash Flows (Unaudited) for the Nine Months Ended
	September 30, 2009, for the Nine Months Ended September 30, 2008 and for the	4
	Period August 29, 2006 (Inception) through September 30, 2009

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
RFG ACQUISITION I INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008

Assets
Current Assets
Cash	$124	$22
Prepaid expenses	1,875	-
Total Assets	$1,999	$22

Liabilities and Stockholders’ Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$3,000	$3,575

Long Term Liabilities
Loan payable – stockholders	80,010	56,510
Accrued interest payable	7,307	4,782
Total Long Term Liabilities	87,317	61,292

Total Liabilities	90,317	64,867

Stockholders’ Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	29,750	29,750
Deficit accumulated during the development stage	(118,318)	(94,845)

Total Stockholders’ Equity/(Deficiency)	(88,318)	(64,845)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$1,999	$22

See notes to financial statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	For the Period August 29, 2006 (Inception) Through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	5,419	5,921	20,948	22,310	111,011

(Loss) before other expenses	(5,419)	(5,921)	(20,948)	(22,310)	(111,011)

Interest expense	933	853	2,525	2,267	7,307

Net (Loss)	$(6,352)	$(6,774)	$(23,473)	$(24,577)	$(118,318)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See notes to financial statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Statement of Stockholders’ Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through September 30, 2009

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	(Deficit) Accumulated During the Development	Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)
August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000
Net (loss)	-	-	-	-	-	-	(28,547)	(28,547)
Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,547)	1,453
Net (loss)	-	-	-	-	-	-	(35,032)	(35,032)
Balance at December 31, 2007	-	-	2,500,000	250	-	29,750	(63,579)	(33,579)
Net (loss)	-	-	-	-	-	-	(31,266)	(31,266)
Balance at December 31, 2008	-	-	2,500,000	250	-	29,750	(94,845)	(64,845)
Net (loss) (Unaudited)	-	-	-	-	-	-	(23,473)	(23,473)
Balance at September 30, 2009 (Unaudited)	-	$-	2,500,000	$250	$-	$29,750	$(118,318)	$(88,318)

See notes to financial statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			August 29, 2006
	For the Nine Months Ended	For the Nine Months Ended	(Inception) Through
	September 30, 2009	September 30, 2008	September 30, 2009

Cash Flows from Operating Activities
Net (loss)	$(23,473)	$(24,577)	$(118,318)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(1,875)	(1,875)	(1,875)
(Decrease)/Increase in accounts payable and accrued expenses	(575)	(3,560)	3,000
Increase in accrued interest	2,525	2,267	7,307
Net cash (used in) operating activities	(23,398)	(27,745)	(109,886)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	30,000
Proceeds from stockholder loans	23,500	28,000	80,010
Net cash provided by financing activities	23,500	28,000	110,010

Net Increase in Cash	102	255	124

Cash at beginning of period	22	217	-

Cash at end of period	$124	$472	$124

See notes to financial statements.

RFG ACQUISITION I INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of September 30, 2009, the Company is unaware of any uncertain tax positions.

RFG ACQUISITION I INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

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

As of September 30, 2009, the Company has net operating loss carryforwards of approximately $118,000 to reduce future federal and state taxable income through 2028.

The Company has approximately $29,000 and $18,000 in deferred tax assets at September 30, 2009 and 2008, respectively, resulting from net operating loss carryforwards.  At September 30, 2009 and 2008, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.  The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

RFG ACQUISITION I INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

NOTE 6 -	LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into formal line of credit agreements with its two stockholders.  The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510.  The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000.  On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum.  In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum.  On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000.  On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000. This maximum principal amount may be further amended from time to time.  Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  At September 30, 2009, the balance outstanding under these agreements is $80,010 plus accrued interest of $7,307.  On October 16, 2009, the Company received an additional $3,500, increasing the outstanding principal balance to $83,510.

NOTE 7 -	RELATED PARTY TRANSACTIONS:

On July 17, 2007, an affiliate of the Company, Ten X Holdings, LLC, completed a $2,500,000 loan to Brewer Investment Group, LLC.  The loan was interest only, and the principal was convertible into Class A membership interests in Brewer Investment Group, LLC.  The loan was amended several times to extend the maturity date to December 31, 2008.  All other financial terms and conditions of the loan remained the same.  The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.  On January 6, 2009, after the failure of Brewer Investment Group, LLC to pay all sums due and payable under the loan within two days after the amended maturity date, Ten X Holdings, LLC declared the loan to be in formal default and declared all such sums immediately due and payable and demanded payment thereof.  Minimal payments have been received to date.  As of October 30, 2009 the vast majority of the loan remains unpaid.

The Company utilizes the office space and equipment of its management at no cost.  Management estimates such amounts to be immaterial.

RFG ACQUISITION I INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

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

Subsequent events have been evaluated through October 30, 2009, the date the financial statements were issued.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $1,999, comprised of cash and prepaid expenses. This compares with assets of $22, comprised exclusively of cash, as of December 31, 2008. The Company had $3,000 in current liabilities as of September 30, 2009, comprised of accounts payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2008 of $3,575, comprised exclusively of accounts payable and accrued expenses. The Company’s long term liabilities as of September 30, 2009 equal $87,317, comprised of loans payable to stockholders and accrued interest payable. This compares to the Company’s long term liabilities as of December 31, 2008 of $61,292, comprised of loans payable to stockholders and accrued interest payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2009, for the nine months ended September 30, 2008 and for the period from August 29, 2006 (Inception) through September 30, 2009:

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the Period from August 29, 2006 (Inception) through September 30, 2009
Net cash (used in) operating activities	$(23,398)	$(27,745)	$(109,886)
Net cash (used in) investing activities	$-	$-	$-
Net cash provided by financing activities	$23,500	$28,000	$110,010
Net increase in cash	$102	$255	$124

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (Inception) through September 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2009, the Company had a net loss of $6,352 and $23,473, respectively, consisting of (i) $5,419 and $20,948 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Form 10-K for the year ended December 31, 2008 in March of 2009, Form 10-Q for the quarter ended March 31, 2009 in May of 2009 and Form 10-Q for the quarter ended June 30, 2009 in August of 2009, and (ii) $933 and $2,525 of interest expense.

This compares with a net loss of $6,774 and $24,577 for the three and nine months ended September 30, 2008, consisting of (i) $5,921 and $22,310 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008, Form 10-Q for the quarter ended March 31, 2008 in May of 2008 and Form 10-Q for the quarter ended June 30, 2008 filed in August of 2008, and (ii) $853 and $2,267 of interest expense.

For the period from August 29, 2006 (Inception) through September 30, 2009, the Company had a net loss of $118,318, consisting of (i) $111,011 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB, and Form 10-K  and (ii) $7,307 of interest expense.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On July 17, 2007, Ten X Holdings, LLC, an Illinois limited liability company and an affiliate of the Company (“Ten X”), was issued a convertible promissory note by Brewer Investment Group, LLC, an Illinois limited liability company (“Brewer”) in consideration for $2,500,000 that Ten X loaned to Brewer (the “Note”).  The principal of the Note was convertible into Class A membership interests of Brewer.  No interest shall accrue on the Note, and the Note was due and payable on December 31, 2007.  The loan was amended several times to extend the maturity date to December 31, 2008.  All other financial terms and conditions of the loan remained the same.  The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.  On January 6, 2009, after the failure of Brewer Investment Group, LLC to pay all sums due and payable under the loan within two days after the amended maturity date, Ten X Holdings, LLC declared the loan to be in formal default and declared all such sums immediately due and payable and demanded payment thereof. Minimal payments have been received to date.  As of October 30, 2009 the vast majority of the loan remains unpaid.

On November 20, 2006, the Company entered into a line of credit agreement with each of its two stockholders (the “Loan Agreements”).  The Loan Agreements each provide the Company with a revolving credit line up to a maximum of $6,255, for an aggregate credit line of $12,510 (the “Credit Line”).  The Credit Line may be increased or amended from time to time.  The outstanding amount due under the Credit Line will accrue interest at a rate of 4.75% per annum and will be calculated based on actual days outstanding and a 360-day year.  Outstanding principal and accrued interest shall be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  On February 26, 2007, the Loan Agreements were amended to increase the Credit Line to an aggregate of $30,000.  The Loan Agreements were further amended on June 1, 2007 to increase the interest rate charged on outstanding loan borrowings from 4.75% per annum to the Prime Rate of Interest, as listed in the Wall Street Journal, plus 1% per annum.  In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum.  On September 24, 2007, the Loan Agreements were amended to further increase the Credit Line to an aggregate of $50,000.  On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000. This maximum principal amount may be further amended from time to time.  Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  At September 30, 2009, the balance outstanding under these agreements is $80,010 plus accrued interest of $7,307.  On October 16, 2009, the Company received an additional $3,500 increasing the outstanding principal balance to $83,510.

The Company utilizes the office space and equipment of its management at no cost.  Management estimates such amounts to be immaterial.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

RFG ACQUISITION I INC.

Dated: October 30, 2009	By:	/s/ Richard F. Beston, Jr.
Richard F. Beston, Jr.
President and Director
Principal Executive Officer

Dated: October 30, 2009	By:	/s/ David W. Matre
David W. Matre
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer